Form 10-K
period 1996-12-31
NATIONAL COLLEGIATE TRUST 1996-S2
filed 2006-06-16
CIK 1027548

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1996

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

                          Commission File No. 33-63616
                                             ---------

                      THE NATIONAL COLLEGIATE TRUST 1996-S2
--------------------------------------------------------------------------------
               (Exact name of Issuer as specified in its charter)

          DELAWARE                                          51-0378319
-------------------------------------               ------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                   C/O DELAWARE TRUST CAPITAL MANAGEMENT, INC.
                                900 MARKET STREET
                           WILMINGTON, DELAWARE 19801
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  302 421-7748
                                                 --- --------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
             Title of each class                 on which registered
             -------------------                ---------------------

                  NONE                            NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                     -------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X             No
                                                 ---           ---

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Preliminary Prospectus Supplement dated November 14, 1996 together with the Prospectus dated November 14, 1996 and the Prospectus Supplement dated November 20, 1996 (the "Prospectus Supplement") together with the Prospectus dated November 20, 1996. Capitalized terms not defined herein shall have the meanings set forth in the Prospectus Supplement.

                      THE NATIONAL COLLEGIATE TRUST 1996-S2

                                   FORM 10-K

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Part I

         Item     1.  Business..............................................   1

         Item     2.  Properties............................................   1

         Item     3.  Legal Proceedings.....................................   1

         Item     4.  Submission of Matters to a Vote of Security Holders...   1


Part II

         Item     5.  Market for Issuer's Common Equity
                          and Related Shareholder Matters...................   1

         Item     6.  Selected Financial Data...............................   1

         Item     7.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations...............   2

         Item     8.  Financial Statements and Supplementary Data...........   2

         Item     9.  Disagreements on Accounting and Financial Disclosure..   2


Part III

         Item    10.  Directors and Officers of the Issuer..................   2

         Item    11.  Executive Compensation................................   2

         Item    12.  Security Ownership of Certain Beneficial
                          Owners and Management.............................   2

         Item    13.  Certain Relationships and Related Transactions........   3


Part IV

         Item    14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K...........................   3

                                     PART I

ITEM 1   BUSINESS.

                  The National Collegiate Trust 1996-S2 (the "Issuer") is a Delaware business trust established for the sole purpose of acquiring, owning, holding and pledging a portfolio of student loans (the "Student Loans") and issuing and selling two classes of bonds collateralized by the Student Loans, designated as 7.30% Class A Collateralized Student Loan Bonds, Series 1996-S2, with an aggregate initial principal amount of $4,500,000 and fixed interest rate per annum of 7.30%, and 8.15% Class B Collateralized Student Loan Bonds, Series 1996-S2, with an aggregate initial principal amount of $2,325,000 and fixed interest rate per annum of 8.15% (as of the date of issuance, November 26, 1996).


ITEM 2   PROPERTIES.

                  See Item 14 below.


ITEM 3   LEGAL PROCEEDINGS.

                  There were no legal proceedings involving the Student Loans, the Issuer, the Custodian, the Servicer, the Indenture Trustee or the Depositor with respect to the Student Loans.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matter was submitted to a vote of security holders during the fiscal year ended December 31, 1996.



                                     PART II

ITEM 5   MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  (a)      There is no established trading market for the Bonds.

                  (b) As of January 13, 1997, there were three holders of record of the Issuer's Bonds: two holders of the Class A Bonds and one holder of the Class B Bonds.


ITEM 6   SELECTED FINANCIAL DATA.

                  Not applicable.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                  RESULTS OF OPERATIONS.

                  Not applicable.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                  Not applicable.


ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.

                  Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.


                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER.

                  Not applicable.

ITEM 11           EXECUTIVE COMPENSATION.

                  Not applicable.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.

                  The following table provides information, as of January 13, 1997 with respect to the ownership by each person or group of persons, known by the Issuer to be a record owner of 5% or more of the Class A Bonds or Class B Bonds. This does not reflect the persons who hold their certificates in nominee or "street" name.

                  Except as set forth in the following table, the Issuer is not aware of any record owner of more than 5% of the Class A Bonds or Class B Bonds as of the close of business on January 13, 1997.

==================================================================================================================================
                                                                                                             Percent of Bonds
                                                                                                              Outstanding (by
                                                                               Principal Amount             aggregate principal
    Series 1996-S2,                                                             of Bonds Owned                  balance or
     Class of Bonds                      Name and Address                         of Record                Percentage Interest)
     --------------                      ----------------                         ---------                --------------------
------------------------------------------------------------------------------------------------------------------------------------
                           Bank of New York
        Class A            925 Patterson Plank Road                               $1,500,000                      33.333%
                           Secaucus, New Jersey 07094
------------------------------------------------------------------------------------------------------------------------------------
                           Boston Safe Deposit & Trust Co.
                           c/o Mellon Bank N.A.
        Class A            Three Mellon Bank Center                               $3,000,000                      66.666%
                           Room 153-3015
                           Pittsburgh, Pennsylvania 15259
------------------------------------------------------------------------------------------------------------------------------------
                           Boston Safe Deposit & Trust Co.
                           c/o Mellon Bank N.A.
        Class B            Three Mellon Bank Center                               $2,325,000                       100%
                           Room 153-3015
                           Pittsburgh, Pennsylvania 15259
===================================================================================================================================



ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                  ----------------------------------------------

                  Not applicable since there were no transactions nor are there any proposed transactions between the Issuer and any Bondholder or between the Issuer and any immediate family member of any Bondholder.


ITEM 14        EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

               (a)      (1) and (2)  Not applicable.

                        (3) (i) Annual Statement of Compliance of the Servicer for the year ended December 31, 1996.

                                 (ii) Annual Audit Report of the Servicer for
                        the year ended December 31, 1996, as prepared by Ernst & Young LLP.

                                 (iii)Servicer Report of the Servicer for the
                        year ended December 31, 1996.

                  (b)      Reports on Form 8-K.

                           A Current Report on Form 8-K, was filed on December
                  9, 1996. That Form 8-K reported under Item 2 thereof the formation of the Issuer, the acquisition of the Student Loans and the issuance of the Bonds.

                           A Form 8-K was also filed on December 18, 1996, which
                  filed under Item 7 thereof, the Monthly Servicer Report, dated November 30, 1996, prepared by the Servicer.

                  (c) The response to this portion of Item 14 is submitted as a separate section of this report.

                  (d)      Not applicable.


                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                  No annual report, proxy statement, form of proxy or other soliciting material has been sent to Bondholders, and the Issuer does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES


                  Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE NATIONAL COLLEGIATE TRUST 1996-S2
                                       (Issuer)


                                       By:   DELAWARE TRUST CAPITAL
                                             MANAGEMENT, INC.,
                                             not in its individual capacity but
                                             as Owner Trustee


                                             By: /s/ Richard N. Smith
                                                 ------------------------
                                             Name: Richard N. Smith
                                             Title: Vice President


Dated: March 26, 1997